Form 10QSB
period 2000-10-31
IAMG HOLDINGS INC
filed 2000-12-19
CIK 1120554

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM ______________TO_____________

                        COMMISSION FILE NUMBER 000-28311

                               IAMG HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      77 0434421
---------------------------------              ---------------------------------
(STATE OR OTHER JURISDICTION                   (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                    1400 BROADWAY, NEW YORK, NEW YORK, 10018
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 827-0301
                           (ISSUER'S TELEPHONE NUMBER)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF DECEMBER 15, 2000: 18,050,000.

                               IAMG HOLDINGS, INC.
                   FORM 10-QSB, QUARTER ENDED OCTOBER 31, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEET AS OF OCTOBER 31, 2000...................................... 3-4

STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
          OCTOBER 31, 2000 AND 1999....................................... 5

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2000
          AND 1999........................................................ 6-7

NOTES TO INTERIM FINANCIAL STATEMENTS..................................... 7-11

ALL SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ............................11-14

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS................................................ 15

ITEM 2 - CHANGES IN SECURITIES............................................ 15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.................................. 15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 15

ITEM 5 - OTHER INFORMATION................................................ 15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................. 15

         SIGNATURES....................................................... 15

PART I

ITEM 1.  FINANCIAL STATEMENTS.


IAMG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2000

ASSETS
------
Current Assets
   Cash                                                        $  835,444
   Accounts Receivable, net of allowance of $20,000               214,372
   Inventory, net of valuation allowance of $92,796               443,533
   Deposit on Inventory                                           358,016
   Prepaid Expenses                                                13,333
                                                               ----------
Total Current Assets                                            1,864,698

Property and Equipment, Net                                       643,478

Other Assets
   Security Deposits                                               27,000
   Intangible Assets, License Agreement, net of amortization
     of $225,000                                                  525,000
                                                               ----------
Total Other Assets                                                552,000
                                                               ----------

Total Assets                                                   $3,060,176
                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Line of Credit, Bank                                      $ 1,946,526
   Accounts Payable                                              522,286
   Accounts Payable, License Agreement, Current Portion          125,000
   Notes Payable, Current Portion                                 12,265
   Notes Payable, Related Party                                  913,800
   Accrued Interest                                               72,557
                                                             -----------
Total Current Liabilities                                      3,592,434

Long-Term Liabilities
   Accounts Payable, License Agreement, Noncurrent Portion       450,000
   Notes Payable, Noncurrent Portion                              60,176
                                                             -----------
Total Long-Term Liabilities                                      510,176
                                                             -----------

Total Liabilities                                              4,102,610

Stockholders' Equity
   Preferred Stock:  $0.01 Par Value, 5,000,000 Shares
Authorized; None Issued and Outstanding                             None
   Common Stock: $0.001 Par Value, 100,000,000 Shares
Authorized; Issued and Outstanding, 17,950,000                    17,950
   Additional Paid In Capital                                  1,789,402
   Accumulated Deficit                                        (2,849,786)
                                                             -----------
Total Stockholders' Equity (A Deficit)                        (1,042,434)
                                                             -----------
Total Liabilities and Stockholders' Equity                   $ 3,060,176
                                                             ===========

IAMG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000

                                               Three Months        Three Months         Nine Months         Nine Months
                                                  Ended               Ended               Ended               Ended
                                             October 31, 2000    October 31, 1999    October 31, 2000    October 31, 1999
                                             ----------------    ----------------    ----------------    ----------------
Revenues                                     $        591,879    $      1,526,448    $      1,391,112    $      3,323,763
Costs of Revenues                                     546,789           1,758,087           1,241,636           3,561,023
                                             ----------------    ----------------    ----------------    ----------------
Gross Profit                                           45,090            (231,639)            149,476            (237,260)

Expenses
   General and Administrative                         557,690             347,050           1,660,340             581,804
                                             ----------------    ----------------    ----------------    ----------------

Operating Loss                                       (512,600)           (578,689)         (1,510,864)           (819,064)

Other Income (Expense)
   Insurance Refund                                         0                  --              99,000                  --
   Interest Income                                      4,543                  --               4,543                  --
   Interest Expense                                   (37,217)            (25,540)            (92,490)            (40,448)
                                             ----------------    ----------------    ----------------    ----------------
Other Income (Expense)                                (32,674)            (25,540)             11,053             (40,448)
                                             ----------------    ----------------    ----------------    ----------------

Net Loss Available to Common Stockholders    $       (545,274)   $       (604,229)   $     (1,499,811)   $       (859,512)
                                             ================    ================    ================    ================

Basic Loss Per Common Share                  $          (0.03)   $          (0.05)   $          (0.09)   $          (0.06)
                                             ================    ================    ================    ================

Basic Weighted Average Common Shares
Outstanding                                        17,950,000          13,350,000          16,100,000          13,350,000
                                             ================    ================    ================    ================

IAMG HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED OCTOBER 31, 2000

                                                       Nine Months         Nine Months
                                                          Ended               Ended
                                                     October 31, 2000    October 31, 1999
                                                     ----------------    ----------------
Cash Flows From Operating Activities
   Net Loss                                          $     (1,499,811)   $       (859,512)
   Adjustments to Reconcile Net Loss to Net Cash
      Used In Operating Activities:
   Depreciation and Amortization                              273,274              50,000
   Allowance for Doubtful Accounts                             20,000                  --
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable             (195,878)           (117,301)
      (Increase) Decrease in Inventory                       (165,144)                 --
      (Increase) Decrease in Deposit on Inventory            (358,016)                 --
      (Increase) Decrease in Prepaid Expenses                 (13,333)            (32,834)
      (Increase) Decrease in Other Assets                      11,650                  --
      (Increase) Decrease in Security Deposits                (27,000)                 --
       Increase (Decrease) in Accounts Payable                282,500             (23,648)
       Increase (Decrease) in Accrued Interest                 76,589              40,448
                                                     ----------------    ----------------
   Total Adjustments                                          (95,358)            (83,335)
                                                     ----------------    ----------------
Net Cash Used In Operating Activities                      (1,595,169)           (942,847)

Cash Flows From Investing Activities
   Payment on Licensing Agreement                             (75,000)           (100,000)
   Acquisition of Property and Equipment                      (82,691)            (53,642)
                                                     ----------------    ----------------
Net Cash Flows Used In Investing Activities                  (157,691)           (153,642)

Cash Flows From Financing Activities
   Checks Issued in Excess of Cash                            (54,310)            (21,790)
   Net Advances Under Lines of Credit                       1,946,526                  --
   Net Advances From Related Party                            713,800             999,328
   Net Advances Under Notes Payable/Capital Leases            (17,712)            167,183
                                                     ----------------    ----------------
Net Cash Provided By Financing Activities                   2,588,304           1,144,721

Increase in Cash and Cash Equivalents                         835,444              48,232

Cash and Cash Equivalents, Beginning of Period                      0                   0
                                                     ----------------    ----------------

Cash and Cash Equivalents, End of Period             $        835,444    $         48,232
                                                     ================    ================



SUPPLEMENTAL INFORMATION:
Cash paid for:
   Interest                                                        --                  --
   Income taxes                                                    --                  --

NONCASH SUPPLEMENTAL INFORMATION:
Reverse Acquisition, March 27, 2000,
   Home/Office Express, Inc.                         $          3,084                  --
                                                     ================    ================

Conversion of Debt to Equity, June 1, 2000           $      1,650,000                  --
                                                     ================    ================

Conversion of Debt to Additional Paid in Capital     $        118,000
                                                     ================    ================

IAMG HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2000

NOTE 1.  STATEMENT OF INFORMATION FURNISHED
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 31, 2000, and the results of operations and cash flows for the three and nine month periods ending October 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's fiscal year end January 31, 2000, Annual Report filed in its registration statement on Form 10-SB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's fiscal year end January 31, 2000, Annual Report filed in its registration statement on Form 10-SB.

NOTE 2.  NAME CHANGE
On April 24, 2000, the Company amended its articles of incorporation and changed its name to IAMG Holdings, Inc.

NOTE 3.  REVERSE ACQUISITION
On March 27, 2000, Home/Office Express, Inc. (a Nevada corporation) (HOMX) completed an asset purchase and sale agreement with IAM Group, Ltd. (a New York corporation) for the purchase and sale of substantially all of the assets used in the business of IAM Group, Ltd. and its subsidiaries, and assumed certain agreements and/or other rights and liabilities in connection with their business, as set forth in the agreement. HOMX is the surviving corporation and continuing in existence under the laws of the State of Nevada for legal purposes. On the closing date, HOMX changed its name to IAM Group, Ltd., currently IAMG Holdings, Inc. The purchase price was 11,000,000 shares of IAMG's common stock. Since the fair value of the stock issued was not objectively determinable because there was no current market for the stock, the Company valued the transaction at par value, $0.001, or $11,000.

On May 10, 2000, IAMG changed its domicile by filing a certificate of incorporation in the State of Delaware with authorization to issue 100,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.01 par value.

The merger is treated as a reverse acquisition as prescribed by Accounting Principles Board No. 16 "Business Combinations," because the shareholders of the company being acquired retained actual control of the resulting combined company. IAM Group, Ltd. (currently IAMG Holdings, Inc.) is the continuing reporting entity for accounting purposes and HOMX is the acquirer for legal purposes. Included in the equity section is the recapitalization of the merger: retirement of old shares and issuance of new shares for the net equity of HOMX, with no goodwill being recorded.

NOTE 4.  SALE OF SUBSIDIARY/CONTINGENT LIABILITY
On April 17, 2000, HOMX entered into an agreement with three of its shareholders (the Buyers), to sell all of the outstanding common and/or preferred stock the Company owned in Personal Touch Messenger, Inc. (the Company's wholly owned subsidiary), and all related property and inventory used in the business. The contract provides for the buyers to transfer their 1,000,000 restricted shares of the Company's common stock to the Company, and for the Company to execute a sixty-day nonrecourse promissory note payable to Personal Touch Messenger, Inc., in the amount of $300,000, plus simple interest at 6% per annum, payable within sixty (60) days from April 17, 2000, with an additional thirty (30) day extension period at the option of the Company, subject to satisfactory proof of payment of all Federal, State and Local business and employment taxes owed by Personal Touch Messenger, Inc., as well as other pre-conditions as outlined in the promissory note. On August 15, 2000 the original agreement was amended to cancel the promissory and to convert the transfer of the 1,000,000 restricted shares into a 6 month option to purchase the 1,000,000 from the three shareholders at a price of $.30 per share. If the option is not exercised by February 7, 2001, the Buyers retain the 1,000,000 restricted shares of the Company's common stock.

Sale of Operations is summarized as follows:

Total Assets                         $ 54,427
Total Liabilities                    (124,909)
                                     --------
Retained Earnings (Deficit)          $(70,482)
                                     ========

The consolidated statement of operations for the nine months ended October 31, 2000, does not include any activity for the subsidiary.

NOTE 5.  COMMON STOCK
On May 10, 2000, 350,000 shares of common stock held in the name Cede and Co. were canceled. On June 1, 2000, the Company converted $1,650,000 of debt to equity at $0.33 per share and issued 4,950,000 shares of restricted common stock, of which 3,900,000 shares were issued to the majority shareholder.

NOTE 6.  LINES OF CREDIT COMMITMENTS
Lines of credit consists of the following at October 31, 2000:

(1)   Prestige Capital Corporation      $  228,625
(2)   Dr. Pi Ju Tang                     1,517,901
(3)   William Forte and Robert Lipori      100,000
(4)   SMTM Funding Corp.                   100,000
                                        ----------
      Total                             $1,946,526
                                        ==========

(1) Prestige Capital Corporation (Prestige) - Customer accounts receivable of Pro Star Athletic, Inc. are factored. The Company receives 80% of the net face value of the accounts (down payment) and Prestige holds in reserve the difference between the purchase price and the down payment. The purchase price is the net face value of the accounts less a 9.5% discount fee. Rebates are offered to the Company to facilitate the prompt payment of accounts from the customer accounts receivables. The term of this agreement expires on February 1, 2001, with automatic extension for one year periods unless canceled by either party with written notice at least sixty (60) days prior to the expiration of the initial term or any renewal term. Prestige may cancel this agreement at any time upon sixty (60) days notice to the Company. Factored accounts receivable at October 31, 2000, were $200,892. The balance outstanding as of October 31, 2000 of $228,625, includes a $100,000 advance against future receivables.

(2) Dr. Pi Ju Tang - Line of credit up to $1,500,000 for a period of up to one year, beginning June 20, 2000, 2000, interest at 2% per month, or a total of 24% per annum, payable semi-annually. Funds to be deposited into a money market account. Funds to be used to secure letters of credit to pay for land, duty and shipping expenses for manufactured goods delivered to the United States by foreign manufacturers. The lender advanced an additional $17,901 to the Company at October 31, 2000.

(3) William Forte and Robert Lipori - Line of credit up to $100,000 for a period of up to one year, beginning June 20, 2000, interest at 2% per month, or a total of 24% per annum, payable semi-annually. Funds to be deposited into a money market account. Twenty percent (20%) of the funds may be used for general corporate expenses, and the balance of the funds to be used to secure letters of credit to pay for land, duty and shipping expenses for manufactured goods delivered to the United States by foreign manufacturers.

(4) SMTM Funding Corp. - Line of credit up to $100,000 for a period of up to one year, beginning June 20, 2000, interest at 2% per month, or a total of 24% per annum, payable semi-annually. Funds to be deposited into a money market account. Twenty percent (20%) of the funds may be used for general corporate expenses, and the balance of the funds to be used to secure letters of credit to pay for land, duty and shipping expenses for manufactured goods delivered to the United States by foreign manufacturers.

NOTE 7.  NOTES PAYABLE
Notes Payable, Related Parties consists primarily of advances from the majority shareholder as necessary to help fund working capital operations. On June 1, 2000, the Company converted $1,650,000 of debt to equity at $0.33 per share, and issued 4,950,000 shares of restricted common stock, of which 3,900,000 shares were to the majority shareholder.

NOTE 8.  SEGMENT INFORMATION
The Company operates in four segments, each of which are strategic businesses that are managed separately because each business sells distinct products and services. The segments and a description of their businesses are as follows:

INTERNATIONAL APPAREL MANUFACTURING OF NEW YORK, INC. (IAMNY) - An apparel manufacturing business that sells both to wholesale and retail markets, offering faster service for merchandise where time is critical, manufacturing items domestically, saving sixty to ninety days delivery time over merchandise from foreign countries. IAMG intends to reduce its fixed and operating manufacturing expenses by leasing its equipment, machinery and inventory to a third party in exchange for a percentage of the third party billings.

PBA TOUR GEAR, INC. (PBA) - Exclusive worldwide licensing label for the Professional Bowlers Association to market bowling apparel and accessories under the PBA logo and PBA player brand names. An Internet shopping mall is under construction for purchase of these goods at website, PBATourGear.com.

PRO STAR ATHLETIC, INC. (Pro Star) - License to distribute sportswear apparel and accessories of the National Football League. An Internet shopping mall is under construction for purchase of these goods at website, BigSportsMall.com.

GUARDIAN INTERNET SOLUTIONS, INC. (Guardian) - Internet Service Provider (ISP) headquartered in Vero Beach, Florida, which provides high-speed connections to the Internet and control the Company's e-commerce needs. During the third quarter, due to lack of revenues generated from this segment, the Company changed its e-commerce business direction and is no longer using the ISP for its e-commerce needs, but is exploring other means of communication, such as a website. This segment is currently dormant.

IAMG is working with the Fraunhofer Center for Research in Computer Graphics to expand their Web presence into a national children and family "edutainment" and shopping portal.

Management evaluates the performance of its segments and allocates resources to them primarily based on pretax income along with cash flows and overall economic returns. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

Certain items are maintained at the Company's corporate level and are not allocated to the segments. They primarily include most of the Company's debt and cash and cash equivalents and related net interest expense and corporate headquarters costs. Intersegment revenues and expenses are eliminated.

Nine Months Ended September 30, 2000     Revenues     Segment Loss   Total Assets
---------------------------------------------------------------------------------
IAMNY                                  $    972,283   $     84,909   $    533,154
GIS                                           2,233        235,237         62,493
PBA                                          67,220        522,009        786,027
PRO STAR                                    349,376        470,869        602,922
CORPORATE                                        --        186,787      1,075,580

Nine Months Ended September 30, 1999     Revenues     Segment Loss   Total Assets
---------------------------------------------------------------------------------
IAMNY                                  $  2,921,242   $     30,187   $    750,223
GIS                                    $     33,125   $    155,193   $     83,380
PBA                                    $     13,510   $     97,969   $     78,032
PRO STAR                               $    355,886   $    458,971   $    455,212
CORPORATE                              $         --   $    117,192   $    (70,682)

NOTE 9.  PRIOR PERIOD ADJUSTMENT
Through the Company's subsidiary, PBA Tour Gear, Inc., the Company has a license agreement with PBA Tour, Inc. with scheduled guaranteed minimum annual payments for a period of five years for a total of $750,000, beginning in May 1999. Included in the balance sheet is license fees of $525,000, net of amortization of $225,000. Amortization is being charged to operations at the rate of $12,500 per month for a period of sixty months. Amortization charged to operations during the nine months ended October 31, 2000, was $112,500.

Prior period adjustment represents an increase in intangible assets and license fees payable of $625,000, and a charge to retained earnings of $93,750 representing amortization of the license fee through January 31, 2000.

NOTE 10. STOCK OPTION PLAN
On April 24, 2000, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Employee, Management and Non-Employee Director Stock Option Plan, reserving 10,000,000 shares of its common stock to implement the plan. The purpose of the plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting incentive stock options. The exercise price is determined by the Board or Committee, but will be not less than the fair market value of the common stock on the date the option is granted. No shares have been issued pursuant to the plan.

NOTE 11. SUBSEQUENT ISSUANCE OF COMMON STOCK
On December 1, 2000, the Company issued 100,000 shares of common stock in a nonmonetary exchange for the Internet domain name of www.circled.net and the website of Southwest PBA Gear.

NOTE 12. FINANCIAL RESULTS AND LIQUIDITY
To date, our operating margins have not been profitable and we face all risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our finanical statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

The Company expects to incur losses as it expands its businesses and will require additional funding during the next twelve months. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market conditions and may include the issuance of equity securities. We cannot assure you that we will be able to raise funds through an equity transaction, or if such funding is available, that it will be on favorable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

OVERVIEW

IAMG Holdings, Inc. is a holding company for a group of companies that license, manufacture, and distribute proprietary sportswear apparel and accessories, worldwide. Distribution channels include retailers, wholesalers, catalogs and e-commerce.

The Company is a start-up company without significant revenues or any assurance of continued operations. IAMG is a holding company that has a 100% interest in four subsidiaries: International Apparel Manufacturing of New York, Inc., PBA Tour Gear, Inc., Pro Star Athletic, Inc., and Guardian Internet Solutions, Inc. IAMG was formed to successfully engage in retail, wholesale, home shopping, and internet distribution and retail sales of its products.

RESULTS OF OPERATIONS
Revenues. For the nine months ended October 30, 2000, revenues decreased $1,932,651 from $3,323,763 to $1,391,112, resulting primarily from a decrease in IAMNY's sales of approximately $1,949,000, a decrease in Pro Star's sales of approximately $6,000, an increase in PBA's sales of approximately $54,000, and a decrease in Guardian's sales of approximately $31,000. Two of our operating segments, PBA Tour Gear, Inc. and Pro Star Athletic, Inc., have licensing agreements with the National Football League (NFL) and the Professional Bowlers Association (PBA.) The Company is focusing its efforts first and foremost on these segments. Sales levels are much lower than anticipated, due to orders being placed late, resulting in a lag in the turnaround time for products being shipped from our suppliers. Through IAMNY, the Company plans to sell private label (non-branded) goods and complete any orders that cannot be filled under the NFL and PBA licensing agreements. Additionally, any new licensing agreements will be contracted within the IAMNY operating segment. The Company is currently evaluating its e-commerce needs and is no longer using the ISP for its e-commerce needs, but is exploring other means of communication, such as a website. This segment is currently dormant.

Costs of Revenues. Costs of revenues decreased approximately $2,320,000 for the nine months ended October 31, 2000, from $3,561,023 to $1,241,636. The net decrease consists of IAMNY costs of approximately $1,994,000, PBA's decreased costs of approximately $39,000, Pro Star's decreased costs of approximately $281,000, and Guardian's decreased costs of approximately $6,000. We have been experiencing atypical profit margins due to the seasonality of our products.

General and Administrative Expenses. During the nine months ended October 31, 2000, general and administrative expenses were $1,660,340, versus $581,804 for the nine months ended October 31, 1999, for a net increase of $1,078,536, which is primarily attributable to costs incurred for advertising and promotion costs of approximately $400,000 to promote PBA and Pro Star, amortization of licensing fees of $112,500, depreciation of approximately $161,000, and professional/consulting and other fees of approximately $400,000, incurred to develop our corporate infrastructure necessary to support our future operations, including costs incurred in connection with this registration statement.

Other Income. During January 2000, our warehouse location suffered water damage and a sizable portion of production patterns and markers used in the operating segment IAMNY were permanently damaged. Included in other income is an insurance claim check received in April 2000 for $99,000.

Provision for Income Taxes. As of October 31, 2000, our accumulated deficit was approximately $2,800,000. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

LIQUIDITY
At October 31, 2000, we had a negative working capital of approximately $1,700,000. A significant portion of the current liabilities represents advances under lines of credit of approximately $1,900,000 advanced to fund the company during its early stage of operations. During the nine months ended October 31, 2000, we received additional related party advances of approximately $700,000, of which $100,000 was converted to equity during June 2000.

Net cash flows used in operating activities of $1,595,169 for the nine months ended October 31, 2000, primarily consists of an increase in inventory of approximately $523,000, an increase in accounts receivable of approximately $196,000 and an increase in accounts payable of approximately $282,000. Net cash flows used in operating activities of $942,847 for the nine months ended October 31, 1999, primarily results from an increase in accounts receivable of $117,301 and an operating loss of approximately $860,000.

Net cash flows used in investing activities of $157,691 for the nine months ended October 31, 2000, consists of licensing fees paid of $75,000 and capital expenditures of $82,691. Net cash flows used in investing activities of $153,642 for the nine months ended October 31, 1999 consists of licensing fees paid of $100,000 and capital expenditures of $53,642.

Net cash flows provided by financing activities of $2,588,304 for the nine months ended October 31, 2000, consists primarily of advances under certain lines of credit of approximately $1,946,000 and advances from related parties of $713,800. Net cash flows provided by financing activities of $1,144,721 for the nine months ended October 31, 1999, consists primarily of advances from related parties of $999,328.

We owe approximately $575,000 under a license agreement with PBA Tour, Inc., of which $125,000 is due within the next twelve months, and the balance due through June 30, 2004. Additionally, we entered into a noncancelable operating lease for a period of five years, effective August 1, 2000, for approximately 4,200 square feet of showroom and office space located at 1400 Broadway, Suite 1907, New York City, New York, 10018, our new corporate headquarters. For the period August 1, 2000 through July 31, 2003, monthly rent is approximately $12,300. For the period August 1, 2003 through July 31, 2005, monthly rent is approximately $12,600. A security deposit of $27,000 was paid in June 2000.

To date, we have incurred ongoing operating losses due to costs related to business development consulting fees, and other costs associated with establishing the corporate infrastructure necessary to expand our business and its operating segments. During the next twelve months, we intend to continue developing our business and we intend to raise additional capital to fund our operations. The Company's future funding requirements will depend on numerous factors, which include the Company's ability to establish and profitably operate current and future lines of business, recruit and train qualified management, and the Company's ability to compete against other, better capitalized corporations who offer alternative or similar products. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We have relied on advances from private equity sources to fund our operations. We may raise additional funds through public or private equity investments as necessary, but there can be no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.

We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include the issuance of equity securities. If the Company is unable to raise additional capital, we may forced to scale down or cease operations altogether.

We do not expect any significant purchases or sales of plant and significant equipment. We do expect significant changes in the number of our employees, provided, however, that if we are unable to raise additional capital, we may be required to decrease the number of our employees or cease operations altogether.

PART II

ITEM 1.  LEGAL PROCEEDINGS.
None.

ITEM 2.  CHANGES IN SECURITIES.
Securities issued for the nine months ended October 31, 2000 were as follows:

1. On May 10, 2000, 350,000 shares of common stock held in the name Cede and Co. were canceled.

2. On June 1, 2000, the Company converted $1,650,000 of debt to equity at $0.33 per share and issued 4,950,000 shares of restricted common stock, of which 3,900,000 shares were issued to the majority shareholder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
None.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
Exhibit 27.  Financial Data Schedule.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IAMG Holdings, Inc. By: /s/ JAHN AVARELLO
                                                   ------------------------
                                                   Jahn Avarello, President

                           Dated: December 14, 2000